Form 10-K
period 1997-12-31
MORTGAGE PARTICIPATION SECURITIES SERIES 1997 NAMC1
filed 1998-03-27
CIK 1040383

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 0-15483

Financial Asset Securitization, Inc.
Mortgage Participation Securities Series 1997 NAMC1






(Exact name of registrant as specified in its charter)

     Virginia                        53-1526174
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

901 East Byrd Street
Richmond, Virginia                                   23219

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (804) 344-7575

     Securities registered pursuant to Section 12(b) of the Act
           NONE
     Securities registered pursuant to Section 12(g) of the Act
           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X   Yes               No


                                       PART I

Item 2.  Properties
         See Exhibit 99.1
         See Exhibit 99.2


Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters


     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Financial Asset Securitization, Inc.
     Mortgage Participation Securities Series 1997 NAMC1
                      Class FXA-1    Cede & Co.
                      Class FXA-2    Cede & Co.
                      Class FXA-3    Cede & Co.
                      Class FXA-4    Cede & Co.
                      Class FXA-5    Cede & Co.
                      Class FXA-6    Cede & Co.
                      Class FXA-7    Cede & Co.
                      Class FXA-8    Cede & Co.
                      Class FXA-9    Cede & Co.
                      Class A-1      Cede & Co.
                      Class A-2      Cede & Co.
                      Class A-3      Cede & Co.
                      Class A-4      Cede & Co.
                      Class FXP      Cede & Co.
                      Class P        Cede & Co.
                      Class FXS      Cede & Co.
                      Class S        Cede & Co.
                      Class B-1      Cede & Co.
                      Class B-2      Cede & Co.
                      Class B-3      Cede & Co.


     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes in not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
     May 31, 1997, June 30, 1997, July 31, 1997, August 31, 1997
     September 30, 1997, October 27, 1997, November 25, 1997 and
     December 26, 1997
     (c)    See (a) 3 above

     (d)    Not Applicable









                      SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Financial Asset Securitization, Inc.
Mortgage Participation Securities Series 1997 NAMC1


By:
     /s/  Richard Tarnas
     Vice President
     The First National Bank of Chicago

Date March 26, 1997



                      INDEX OF EXHIBITS

     EXHIBIT 1           99.1  Annual Summary Statement
     EXHIBIT 2           99.2  Annual Statement as to Compliance.
     EXHIBIT 3           99.3  Annual Independent Public
                         Accountant's Servicing Report.

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997

     Financial Asset Securitization, Inc.
     Mortgage Participation Securities Series 1997 NAMC1
              Summary of Aggregate Amounts or End of Year Amounts

     Ending Pool Balance              152,101,383.78
     Principal        Collections      23,857,193.75
     Interest         Collections       9,179,089.14
     Realized         Losses                    0.00
     Servicer         Fees                279,951.43

                      Ending Balance Principal       Interest
     Class FXA-1       $6,374,776.45   $8,683,817.55   $476,090.96
     Class FXA-2      $20,398,633.49     $101,366.51 $1,056,920.51
     Class FXA-3      $11,623,696.00           $0.00   $569,561.12
     Class FXA-4      $13,200,375.00           $0.00   $660,018.72
     Class FXA-5       $5,125,000.00           $0.00   $264,791.68
     Class FXA-6       $4,001,000.00           $0.00   $206,718.32
     Class FXA-7       $1,000,000.00           $0.00    $51,666.64
     Class FXA-8      $17,824,175.43   $9,841,659.57   $906,478.07
     Class FXA-9      $17,824,175.43           $0.00   $358,843.59
     Class A-1        $38,368,542.85   $5,075,848.15 $2,142,852.85
     Class A-2         $6,962,000.00           $0.00   $359,703.36
     Class A-3         $1,951,000.00           $0.00   $100,801.68
     Class A-4        $13,623,185.28      $76,814.72   $706,122.10
     Class FXP (1)        $80,833.38         $555.62           n/a
     Class P (1)       $1,065,691.36      $22,039.64           n/a
     Class FXS (2)     $7,501,378.01             n/a   $437,369.86
     Class S (2)         $965,982.00             n/a    $55,698.50
     Class B-1         $5,163,715.69      $27,062.31   $267,589.13
     Class B-2         $1,312,808.76      $11,008.39   $108,849.82
     Class B-3           $787,684.86       $6,880.24    $68,031.11



(1) Principal-Only Security
(2) Interest-Only Security
       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee