Form 10-K
period 1998-12-31
MORTGAGE PARTICIPATION SECURITIES SERIES 1997 NAMC1
filed 1999-03-19
CIK 1040383

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934








(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 0-15483

  Financial Asset Securitization, Inc., Mortgage Participation Securities
     Series 1997-NAMC1
(Exact name of registrant as specified in its charter)

     Virginia                           53-1526174
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

901 East Byrd Street
Richmond,Virginia                                    23219

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (804) 344-7575

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


                                       PART I

Item 2.  Properties
     Not applicable on reliance of relief letters

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters


     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
  Financial Asset Securitization, Inc. Mortgage Participation Securities
     Series 1997 NAMC1
     Class FXA-1                     Cede & Co.
     Class FXA-2                     Cede & Co.
     Class FXA-3                     Cede & Co.
     Class FXA-4                     Cede & Co.
     Class FXA-5                     Cede & Co.
     Class FXA-6                     Cede & Co.
     Class FXA-7                     Cede & Co.
     Class FXA-8                     Cede & Co.
     Class FXA-9                     Cede & Co.
     Class FXP                       Cede & Co.
     Class FXS                       Cede & Co.
     Class A-1                       Cede & Co.
     Class A-2                       Cede & Co.
     Class A-3                       Cede & Co.
     Class A-4                       Cede & Co.
     Class P                         Cede & Co.
     Class S                         Cede & Co.
     Class B-1                       Cede & Co.
     Class B-2                       Cede & Co.
     Class B-3                       Cede & Co.





     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

     There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participaants may hold Notes for their own accounts or for the accounts of their customers The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated January 26, 1998 February 25, 1998; March 25, 1998; April 27, 1998; May 26, 1998
     June 25, 1998; July 27, 1998; August 25, 1998; September 25, 1998
     October 26, 1998; November 25, 1998; December 28, 1998

     (c)    See (a) 3 above

     (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf undersigned thereunto duly authorized.


Financial Asset Securities, Inc. Mortgage Participation Securities Series 1997 NAMC1

     /s/  Richard Tarnas
          Richard Tarnas
          Vice President
     The First National Bank of Chicago

Date March 17, 1999

                      EXHIBIT INDEX

     Exhibit Number   Description
              99.1    Annual Summary Statement
              99.2    Annual Statement of Compliance
              99.3    Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

     Mortgage Participation Securities, Series 1997-NAMC 1
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                     $91,447,207.28
     Principal        Collections     $56,506,536.21
     Interest         Collections      $9,914,179.62
     Servicer         Fees               $313,603.12
     Realized         Losses              $17,783.48





     Certificate      Balance        Interest        Principal

     Class FXA-1               $0.00     $125,322.38  $6,374,776.45
     Class FXA-2      $20,228,641.94   $1,574,993.02    $169,991.55
     Class FXA-3       $1,329,790.22     $675,059.06 $10,293,905.78
     Class FXA-4      $13,200,375.00     $990,028.08          $0.00
     Class FXA-5       $5,125,000.00     $397,187.52          $0.00
     Class FXA-6       $4,001,000.00     $310,077.48          $0.00
     Class FXA-7       $1,000,000.00      $77,499.96          $0.00
     Class FXA-8       $5,109,346.39     $691,234.32 $12,714,829.04
     Class FXA-9       $5,109,346.39           $0.00 $12,714,829.04
     Class A-1        $12,854,786.26   $2,077,284.78 $25,513,756.59
     Class A-2         $6,962,000.00     $539,555.04          $0.00
     Class A-3         $1,951,000.00     $151,202.52          $0.00
     Class A-4        $13,496,190.85   $1,051,386.10    $126,994.43
     Class FXP (1)        $66,490.20             n/a     $14,343.18
     Class P (1)         $838,119.06             n/a    $227,572.30
     Class FXS (2)     $4,893,629.69     $490,481.84            n/a
     Class S (2)         $504,338.05      $54,883.85            n/a
     Class B-1         $5,118,612.77     $398,621.93     $45,102.92
     Class B-2         $2,082,147.67     $162,151.28     $18,346.94
     Class B-3         $1,301,341.93     $101,344.54     $11,466.83







(1) Principal-Only Security
(2) Interest-Only Security

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
     To be supplied upon receipt by the Trustee