Form 10-K
period 1999-12-31
MORTGAGE PARTICIPATION SECURITIES SERIES 1997 NAMC1
filed 2000-03-31
CIK 1040383

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                      FORM 10-K



                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________ or

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There are under 300 participants in the DTC system holding positions in the Cede certificates.
    The following were Noteholders and Certificateholders of record as of the end of the reporting year.
    Mortgage Participation Securities:
    Series 1997-NAMC 1 Class FXA-1    Cede & Co.
    Series 1997-NAMC 1 Class FXA-2    Cede & Co.
    Series 1997-NAMC 1 Class FXA-3    Cede & Co.
    Series 1997-NAMC 1 Class FXA-4    Cede & Co.
    Series 1997-NAMC 1 Class FXA-5    Cede & Co.
    Series 1997-NAMC 1 Class FXA-6    Cede & Co.
    Series 1997-NAMC 1 Class FXA-7    Cede & Co.
    Series 1997-NAMC 1 Class FXA-8    Cede & Co.
    Series 1997-NAMC 1 Class FXA-9    Cede & Co.
    Series 1997-NAMC 1 Class FXP      The Bank of New York
                                      Attn: Corporate Trust/MBS Unit/Parker Road
                                      101 Barclay Street, Floor 12E
                                      New York, NY 10286
    Series 1997-NAMC 1 Class FXS      Solomon Smith Barney Inc.
                                      333 West 34th Street
                                      New York, NY  10001
    Series 1997-NAMC 1 Class A-1      Cede & Co.
    Series 1997-NAMC 1 Class A-2      Cede & Co.
    Series 1997-NAMC 1 Class A-3      Cede & Co.
    Series 1997-NAMC 1 Class A-4      Cede & Co.
    Series 1997-NAMC 1 Class P        Norwest Bank Minnesota
                                      110000 Broken Land Parkway
                                      Columbia, MD  21044
    Series 1997-NAMC 1 Class S        Hare & Co.
                                      c/o The Bank of New York
                                      P O Box 11203
                                      New York, NY 10286
    Series 1997-NAMC 1 Class B-1      Cudd & Co.
                                      c/o Chase Manhattan Bank
                                      P O Box 1508
                                      Church Street Station
                                      New York, NY 10008
    Series 1997-NAMC 1 Class B-2      Salkeld & Co.
                                      c/o Bankers Trust Co.
                                      P O Box 704
                                      Church Street Station
                                      New York, NY 10008
    Series 1997-NAMC 1 Class B-3      Norwest Bank MN N.A.
                                      Investors Building
                                      733 Marquette
                                      Minneapolis, MN 55479
    Series 1997-NAMC 1 Class B-4      Salkeld & Co.
                                      c/o Bankers Trust Co.
                                      P O Box 704
                                      Church Street Station
                                      New York, NY 10008
    Series 1997-NAMC 1 Class B-5      The Bank of New York
                                      Attn: Corporate Trust/MBS Unit/Parker Road
                                      101 Barclay Street, Floor 12E
                                      New York, NY 10286
    Series 1997-NAMC 1 Class B-6      Norwest Bank MN N.A.

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

    (b)   Reports on Form 8-K
    The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
    January 25, 1999, February 25, 1999, March 25, 1999, April 26, 1999;
    May 25, 1999, June 25, 1999, July 26, 1999, August 25, 1999;
    September 27, 1999, October 25, 1999, November 26, 1999;
    and December 27, 1999.

    (c)    See (a) 3 above

    (d)    Not Applicable



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Financial Asset Securitization, Inc.
Mortgage Participation Securities Series 1997-NAMC 1

    /s/  Richard Tarnas, Vice President
       Bank One



Date March 31, 2000


                       EXHIBIT INDEX

    Exhibit Number     Description
             99.1      Annual Summary Statement
             99.2      Annual Statement of Compliance
             99.3      Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

    Financial Asset Securitization, Inc.
    Mortgage Participation Securities Series 1997-NAMC 1
              Summary of Aggregate Amounts or End of Year Amounts

    Pool Balance                        61,997,928.30
    Principal          Collections      29,313,550.47
    Realized Loss                          135,728.51
    Interest           Collections       6,088,248.63
    Servicer           Fees                193,991.10
    Trustee            Fees                      0.00




    Delinquent Report
                       Number         Stated Principal Bal
    30-59 days                       1    $147,617.62
    60-89 days                       2    $454,691.06
    90+ days                         6  $1,070,028.16
    REO Properties                   1    $116,178.14




    Certificate        Balance        Interest        Principal

    Class FXA-1                  0.00            0.00          0.00
    Class FXA-2         20,034,445.09    1,560,948.10    194,196.85
    Class FXA-3                  0.00        8,144.97  1,329,790.22
    Class FXA-4          1,234,358.39      495,068.44 11,966,016.60
    Class FXA-5          5,125,000.00      397,187.52          0.00
    Class FXA-6          4,001,000.00      310,077.48          0.00
    Class FXA-7          1,000,000.00       77,499.96          0.00
    Class FXA-8            411,452.80      126,276.49  4,697,893.59
    Class FXA-9            411,452.80       65,773.01          0.00
    Class FXP               64,793.88            0.00      1,696.32
    Class FXS            3,226,370.40      303,139.80          0.00
    Class A-1                    0.00      260,789.37 12,854,786.26
    Class A-2            4,678,048.32      508,809.96  2,283,951.68
    Class A-3            1,951,000.00      151,202.52          0.00
    Class A-4           13,350,925.86    1,040,933.51    145,264.99
    Class P                596,303.99            0.00    241,815.07
    Class S                316,866.55       30,554.15          0.00
    Class B-1            5,066,969.87      394,897.54     51,642.90
    Class B-2            2,061,140.41      160,636.28     21,007.26
    Class B-3            1,288,212.39      100,397.66     13,129.54
    Class B-4              772,927.01       60,238.56      7,877.73
    Class B-5              429,404.78       33,465.95      4,376.52
    Class B-6              534,787.78       45,063.22      5,751.27

           EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance


           EXHIBIT 99.3 -- Report of Independent Auditors